Form 10-K
period 2005-03-01
LEHMAN ABS CORP MORTGAGE PASS-THROUGH CERTS SERIES 2004-1
filed 2005-03-30
CIK 1285907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934

For the transition period from ________to _______

Commission file number 333-108503

LEHMAN ABS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

13-3447441
(I.R.S. Employer Identification No.)

745 Seventh Avenue, Seventh Floor, New York, NY
(Address of principal executive offices)

10019
(Zip Code)

Registrant's telephone number, including area code: 212-526-7000

Lehman ABS Corporation Mortgage Pass-Through Certificates, Series 2004-1
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Not Applicable

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II,
etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I
Item 1. Business.

Not applicable

Item 2. Properties.

Not applicable

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Trust Agreement
(the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote or consent of the holders of each class of Offered Certificates during the fiscal year covered by this report.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Currently, there is no established trading market for the Certificates known to the Registrant.
The trust does not issue stock. As of December 31, 2004, the number of holders of each Class of Offered Certificates was 10.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III
Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(A) (1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) Exhibits

(31) Sarbanes Oxley Certification

(99.1) Annual Independent Accountants' Servicing Report for the year ended December 31, 2004, except as noted
below.
a) Aurora Loan Services LLC f/k/a Aurora Loan Services Inc., as Servicer (Note: Year ended November 30, 2004)
b) Colonial Savings, F. A., as Servicer (Note: Year ended September 30, 2004)
c) National City Mortgage Co., as Servicer

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31,
2004, except as noted below.
a) Aurora Loan Services LLC f/k/a Aurora Loan Services Inc., as Servicer (Note: Year ended November 30, 2004)
b) Colonial Savings, F. A., as Servicer (Note: Year ended September 30, 2004)
c) National City Mortgage Co., as Servicer

(99.3) Annual Statement of Compliance for the year ended December 31, 2004.
Aurora Loan Services LLC f/k/a Aurora Loan Services Inc., as Master Servicer

(99.4) Aggregate Statement of Principal and Interest Distributions to
Certificateholders as of December 31, 2004.

(99.5) Report of holders of record holding 5% or more of the outstanding balance of each registered class as of the end of the reporting period for 2004.

(B)Exhibits to this report are listed in Item 15 (a) (3) above.

(C) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Loan Services LLC f/k/a Aurora Loan Services Inc., as Master Servicer

By: /s/ E. Todd Whittemore
E. Todd Whittemore
Executive Vice President
Date: March 29, 2005